Form 10-K
period 2002-12-31
LONG BEACH MORT LOAN TRUST 2002-1AS BACK CERT SER 2002-1
filed 2003-03-31
CIK 1169873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-41712 07

                LONG BEACH MORT LOAN TRUST 2002-1 AS BACK CERET SE 2002-1
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    33-0917586
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           1100 Town & Country Road, Suite 1600
           Orange, CA                                        92868
         (Address of principal executive offices)          (Zip Code)

            Registrant's telephone number, including area code:
                               (714) 541-5378

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 9.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS II-A1
     $386,750,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS II-A2
     $57,500,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS II-A3
     $39,600,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS II-A4
     $26,150,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS II-M1
     $54,400,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS M2
     $73,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS M3
     $70,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS II-M4
     $10,005,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS II-S
     $76,500,000
     100.0%


     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS 99.1 and 99.2

  (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

     Monthly Remittance Statement to the Certificateholders dated as of October 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on December 6,2002, and on Form 8-K/A on January 28,2003.

     Monthly Remittance Statement to the Certificateholders dated as of November 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on December 13,2002, and on Form 8-K/A on January 28,2003.

     Monthly Remittance Statement to the Certificateholders dated as of December 26,2002, and filed with the Securities and Exchange Commission on Form 8-K on January 3,2003 and on Form 8-K/A on January 28,2003.

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         By: Long Beach Securities Corp.,
                                       as Depositor on behalf of the Registrant


                                          By: /s/: Jeffery A. Sorensen
                                      Jeffery A. Sorensen, Vice President


     Date:  March 28,2003


 EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.











LONG BEACH MORTGAGE LOAN TRUST 2002-1
ASSET BACKD CERTIFICATES, SERIES 2002-1

OFFICER'S CERTIFICATE
LONG BEACH SECURITIES CORP.

I, Jeffery Sorensen, a Vice President of Long Beach Se certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Long Beach Mortgage Loan Trust 2002-1, Asset Backed Certificates, Series 2002-1;

2. Based on my knowledge, the information in the reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar agreement, for inclusion in the reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in this annual report on Form 10K and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar agreement, and except as disclosed in such compliance, statement or the reports, the servicer has fulfilled it obligations under the pooling and pervicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in the Reports


Dated:  3/27/2003



/s/: Jeffery Sorensen
     Jeffery Sorensen
 Vice President





99.1




OFFICER'S CERTIFICATE
ANNUAL STATEMENT AS TO COMPLIANCE



        Referenced is hereby made to Long Beach Mortgage Loan Trust 2002-1 Asset-Backed Certificates, Series 2002-1 (the "Securitization"). Long Beach Mortgage Company (the "Master Servicer") master services mortgages loans in connections with the Securitization (the " Mortgage Loans") pursuant to the terms of that certain Pooling and Servicing Agreement dates as of April 1, 2002 (th e"Servicing Agreement") by and among Long Beach Securities Corp., as depositor, the Master Servicer. As master servicer, federal National Mortgae Association, as guarantor (the " Guarantor"), and Deutsche Bank National Trust Company, as trustee (the "trustee"). Capitalized terms used herein but not defined shall have the meanings assigned to them in the Servicing Agreement.

I, Andrew J. Sciandra, an authorized officer of the Master Servicer, certify for the benefit of the Depositor, the Trustee, the Guarantor, the NIMS Insurer and each Rating Agency with respect to the calendar year immediately preceding the date f this Officer's Certificate ( the "Relevant Yeart"). As follows:

1. A review of the activities of the Master Servicer during the Relevant Year and of performance under the Servicing Agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, and except as set forth in paragraph 3 below, the Master Servicer has fulfilled all of its obligations under the Servicing Agreement in all materia;l respects throughout the Relevant Year.

3. During 2002, Long Beach became aware of certain irregularities that may exist with respect to the servicing of some of the mortgage loans master serviced by the Master Servicer, potentially including mortgage loans underlying the series of Long beach asset-backed securities which are the subject hereof. The irregularities concern the miscalculation of, and failure to collect, prepayment fees due with respect to certain delinquent mortgages, and the collections and remittance to investors of pool insurance policy proceeds. Investigations regarding these matters are currently being conducted in order to determine their scope. Upon completion of the investigations, corrective measures will be implemented to ensure that any servicing irregularities discovered do not recur and, to the extent necessary, funds will be remitted to the applicable investors to compensate them for any losses arising out of such irregularities.


Dated as of March 27,2003


                                                 /s/: Andrew J. Sciandra
                                                Name: Andrew J. Sciandra
                                                Title: Vice Presidern









99.2


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue                                Deloitt & Touche logo here

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

INDEPENDENT ACCOUNTS' REPORT ON
COMPLIANCE WITH UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGTE BANKERS


Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Brokers as of and for the year ended December 31,2002,inclued in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/: Deloitte & Touche LLP

February 18, 2003


Deloitte
 Touche
Tohastsu logo here













                                                    Washington Mutual Logo Here


As of and for the year ended December 31,2002, Washington Mutual, Inc and Subsidiaries (the Company) has complied in all respects with the minimum Servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As
Of and for the same period, the company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.


Washington Mutual logo here



/s/: Craig S. Davis
     Craig S. Davis
     President
     Home Loans & Insurance Services Group

/s/: Anthony T. Meola
     Anthony T. Meola
     Home Loans & Insurance Services Group

February 18,203






















                                                            1201 3rd Ave
                                                      Seattle, WA 98101